Form 10QSB
period 2000-07-31
ACT INTERNATIONAL INC
filed 2000-10-25
CIK 1113601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:   July 31, 2000         Commission File Number:    0-30783
                  -------------------                              -------------

                             ACT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                        87-06263223
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

4035 South 300 West, #6, Salt Lake City, UT                        84107
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                 (801) 281-3073
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes         [   ] No

         Indicate the number of shares outstanding of each of the issuer/s classes of common stock as of the last practicable date:

                                                 Number of Shares Outstanding
                  Date                           At July 31, 2000
                  ----                           ----------------------------

             Common Stock                        16,619,760

                             ACT INTERNATIONAL, INC.

                                      INDEX


                                                                            Page
                                                                            ----
    PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets..............................................  3

                 Statements of Operations....................................  4

                 Statements of Cash Flows....................................  5

                 Notes of Consolidated Financial Statements (Unaudited)......  6

         Item 2. Managements Discussion and Analysis of Financial
                       Condition and Results of Operations...................  9

    PART II OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K............................ 11

                       Signature Page........................................ 12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             ACT INTERNATIONAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                     ------

                                              July 31, 2000    October 31, 1999
--------------------------------------------------------------------------------

CURRENT ASSETS

Cash and Cash Equivalents                       $  192,333        $    1,122

 Technology net of accumulated  amortization
  Of $37,875                                       429,250           467,125
                                                ----------        ----------

         Total Assets                           $  447,767        $  468,247
                                                ----------        ----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Related party payable                        $     --          $   12,480

    Commitments                                       --                --

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value;
    5,000,000 shares authorized,
    no shares issued and outstanding
  Common Stock, $.001 par value;
    100,000,000 shares  authorized
     16,619,760 issued  and outstanding             16,619            15,862
         Additional Paid-in Capital              3,046,036         1,794,343
         Accumulated Deficit                    (2,614,888)       (1,354,438)
                                                ----------        ----------


         Total Stockholders' Equity                447,767           455,767
                                                ----------        ----------

TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                   $  447,767        $  468,247
                                                ==========        ==========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.



                             ACT INTERNATIONAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                       Nine Months     January 8,
                                          Ended       1999 (Date of   July 31, 2000
                                         July 31,     Inception) to    Cumulative
                                           2000        October 31,       Amounts
                                       (Unaudited)         2000        (Unaudited)
                                      ------------    ------------    ------------

REVENUE                               $       --      $       --      $       --

General and administrative expenses     (1,260,450)      1,354,438      (2,614,888)
                                      ------------    ------------    ------------

         Loss before income taxes       (1,260,450)     (1,354,438)     (2,614,888)

Income tax benefit                            --              --              --
                                      ------------    ------------    ------------

           Net loss                   $ (1,260,450)   $ (1,354,438)   $ (2,614,888)
                                      ------------    ------------    ------------

Loss per share - basic and diluted    $       --      $       --      $      (0.17)
                                      ------------    ------------    ------------

Weighted average common shares
    Outstanding                         16,214,000      15,670,000      15,915,000
                                      ------------    ------------    ------------


The accompanying notes are an integral part of these consolidated financial statements.



                             ACT INTERNATIONAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Nine Months    1999 (Date       July 31
                                                      Ended      of Inception)       2000
                                                     July 31,          to         Cumulative
                                                       2000       October 31,      Amounts
                                                   (Unaudited)        1999       (Unaudited)
                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                        $(1,260,450)   $(1,354,438)   $(2,614,888)

   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization expense                               37,875         37,875         75,750

     Issuance of common stock for services             849,375        159,805      1,009,180

     Stock option compensation expense                    --          763,000        763,000

     Increase (decrease) in accounts payable           (12,480)        12,480           --
                                                   -----------    -----------    -----------

Net Cash Used By Operating Activities                 (385,680)      (381,278)      (766,958)
                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                     --             --             --
                                                   -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash - net             403,075        382,400        785,475
                                                   -----------    -----------    -----------

   Net Increase in Cash                                 17,395          1,122         18,517

Cash, beginning of period                                1,122           --             --
                                                   -----------    -----------    -----------

Cash, end of period,                               $    18,517    $     1,122    $    18,517
                                                   ===========    ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                             ACT INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Summary of Significant Accounting Policies

Organization
------------

American Coating Technologies, Inc. (The Company) was incorporated in the State of Nevada on January 8, 1999 for the purpose of developing business opportunities by licensing its patented low-temperature Plasma Arc Deposition technology in semiconductor, medical, optical and industrial tool applications and to pursue further research and patent processes.

In accordance with SFAS No. 7, the Company is considered to be in the development stage. The Company is devoting substantially all of its efforts to establishing a new business. No principal operations have commenced and no significant revenues have been derived from operations.

Unaudited Financial Statements
------------------------------

In the opinion of Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the nine months ended July 31, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending October 31, 2000.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for annual financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented in the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited annual financial statements.

Concentration of Credit Risk
----------------------------

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash Equivalents
-------------------------

For purposes of this statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

Technology
----------

The technology consists of costs to acquire all legal rights to the patents of the technology in use by the Company. Technology is amortized over a five year period.

Income Taxes
------------

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.

Loss Per Share
--------------

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earning per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Use of Estimates in Financial Statements
----------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Note 2.  Going Concern

The  accompanying  financial  statements  have been prepared on a  going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. As shown in the statement of operations, the Company has had no revenue from operations and reported a net loss for the period ended October 31, 1999. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations through securing adequate new financing or generating sufficient cash flows from operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has entered into a plan where it is pursuing other financing and searching for additional business opportunities. It is not known if the Company will be successful.

Note 3.  Income Taxes

The benefit for income taxes is different from amounts, which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes, for the following reasons:

                      Federal income tax benefit at statutory rate    $ 460,000
                      Change in valuation allowance                    (460,000)
                                                                      ---------

                                                                      $    --
                                                                      =========

Deferred tax assets (liabilities) consist of the following:

                      Net operating loss carryforward                 $ 460,000
                      Valuation allowance                              (460,000)
                                                                      ---------

                                                                      $    --
                                                                      =========

At October 31, 1999, the Company has a net operating loss carryforward available to offset future taxable income of approximately $1,350,000 which will begin to expire in 2019. The utilization of the net operating loss carryforward is dependent upon the tax laws in effect at the time the net operating loss carryforward can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for this carryforward as a result of a change in ownership.

Note 4.  Related Parties.

The Company has a payable due to an officer/shareholder in the amount of $12,480. The payable is unsecured, non-interest bearing, and has no specific repayment terms.

The Company has entered into consulting agreements with certain officers/shareholders. The agreements require aggregate mandatory monthly consulting fees of approximately $18,000. As of October 31, 1999 the Company had paid approximately $81,000 under the terms of these agreements. No amounts are due under these agreements at October 31, 1999.

The Company has entered into an Agreement with certain shareholders which requires the Company to pay royalties of approximately 5% of gross revenues generated from use of the Company's technology. No amounts were due or paid during the period from January 8, 1999 (date of inception) to October 31, 1999.

This agreement also contains certain shareholder anti-dilution provisions until the Company obtains approximately $2,000,000 in equity financing.

Note 5.  Supplemental Cash Flow Disclosure.

During the period ended October 31, 1999:

   -   The Company did not pay any amounts related to interest and income taxes.

   - The Company issued 15,300,000 shares of common stock in exchange for technology valued at $505,000

Note 6.  Preferred Stock.

The preferred stock consists of 5,000,000 shares with $0.001 par value. Upon any dissolution or liquidation, the holders of preferred stocks shall be entitled to receive out of the assets of the Company, the sum initially paid per share and any dividend declared or unpaid before any payment shall be made or any assets distributed to the common stock shareholders. All other rights and privileges are to be determined upon an issuance of the preferred stock.

Note 7.  Stock Options.

The Company has granted stock options to certain officers, employees and consultants of the Company to purchase shares of the Company's common stock. A schedule of the options as of October 31, 1999 is as follows:

                                                                     Exercise
                                               Number of             Price per
                                                Options                Share
                                               ---------------------------------
    Outstanding at January 8, 1999
        (date of inception)
              Granted                          1,335,000           $.0003 - .67
              Exercised                         (270,000)           .0003 - .67
              Expired                           (630,000)                   .67
              Canceled                          (435,000)                   .003
                                               ---------------------------------
              Outstanding at October 31, 1999                             --
                                               =================================

Statement of Financial Accounting Standards No, 123, "Accounting for Stock-Based Compensation" (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method has been adopted. The Company has opted for the latter approach. During the period ended October 31, 1999, the options granted had no value as computed under the requirements of SFAS 123 and, therefore, there would be no pro forma effect on the operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                        Expected dividend yield                $     --
                        Expected stock price volatility              --
                        Risk-free interest rate                       5%
                        Expected life of options               6 months
                                                               ========

Note 8.  Fair Value of Financial Instruments

The Company's financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 9.  Subsequent Events.

In December 1999, the Company entered into an employment agreement with an employee which expires December 2003. The agreement provides the employee with a monthly base salary, business expense reimbursement, and eligibility for : 1) a performance bonus; 2)stock options; and 3) other benefit programs offered by the Company.

On June 15, 2000, the Company's shareholders approved a 3 for 1 forward stock split. All references in the financial statements to the number of shares and per share amounts have been retroactively restated to reflect the increased number of shares outstanding.

During the nine months ended July 31, 2000 the Company issued approximately 248,000 shares of common stock for approximately $403,000 cash, net offering costs in a private placement.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

The Company includes certain estimates, projections and other forward-looking statements in its reports, presentations to analysts and others and other material disseminated to the public. There can be no assurance as to future performance and actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include: (i) the effects of vigorous competition in the markets in which The Company operates; (ii) the cost of entering new markets necessary to provide products and services; (iii) the impact of any unusual items resulting from ongoing evaluations of the Company's business strategies; (iv) unexpected results of litigation filed against the Company: and (v) such risks and uncertainties as are detailed from time to time in the Company's public reports, including this Report.

In addition to the factors described above, factors that may contribute to future fluctuations in quarterly operating results include, but are not limited to: (i) the development and introduction of new technologies and processes that require additional development efforts; (ii) the introduction or enhancement of products by ACT or its competitors; (iii) changes in the pricing policies of ACT or its competitors; (iv) the ability of ACT to license its technologies to licensees capable of penetrating the market and exploiting ACT's technologies in a profitable manner; (v) increased competition; (vi) technological changes in the coatings industry; (vii) the ability of ACT and its licensees to timely develop, introduce and market new products and services; (vii) ACT's quality control of products and services sold; (viii) market acceptance of new services, products and product enhancements; (ix) customer order deferrals in anticipation of new products and product enhancements; (x) ACT's success in expanding its sales and marketing programs; (xi) personnel changes; and (xii) general economic conditions.

The Company's future revenues will also be difficult to predict. Accordingly, any significant shortfall of revenues in relation to management's expectations or any material delay of technology licensing and customer orders would have an immediate adverse effect on its business, operating results and financial condition. As a result of all of the foregoing factors, management believes that period-to-period comparisons of ACT's results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance.

    a. Plan of Operation.

The Company requires additional capital in order to continue its current and strategic business plans. Initial working capital has been obtained by private sale of common stock. As of July 31, 2000, the Company had cash remaining of $18,517. The Company has financed a major part of its operating expenses by issuing common shares for services. Due to lack of revenues, available cash can satisfy current expenses for only two to three months while the Company continues to pursue sufficient financing. The Company will seek additional debt and equity financing to commence limited operations until any outstanding warrants or options are exercised, if ever. Revenues, if any, will be utilized to continue limited operations. The Company hopes to obtain sufficient capital to commence limited operations by first quarter 2001. If the Company fails to obtain additional capital, it will abandon its current business plan and pursue alternative strategies. If a suitable alternative strategy is not available, or pursued, the Company may not be able to continue any operations, which may result in a total loss of your investment.

    b.  Results of Operations

For the period from inception to July 31, 2000, ACT had no revenues. The Company had a cumulative net loss of $2,614,888 for the same period. ACT had general and administrative expenses of $2,614,888 which constituted the value of common stock issued for cash, services related to commencement of operations and stock option compensation expense.

For the nine month period ended July 31, 2000, ACT had no revenues. The Company had a net loss of $1,260,450 for the same period. The Company's general and administrative expenses related to the commencement of operations for the nine month period ended July 31, 2000 was $292,605.

Part II - Other Information

    Item 1 - Legal Proceedings.

    The Company is party to the following Legal Proceedings:

(a).   Brockbank v. American Coating Technologies, Inc.

    (1) Name of Court:  Third District Court for Salt Lake County, State of Utah
    (2) Date Proceedings Began:  December 10, 1999
    (3) Principal Parties:  Stephen W. Brockbank and ACT International, Inc.
    (4) Description of Facts: Plaintiff is the former president of ACT and sued the Company seeking certain stock payments. The Company denied any liability and asserted counterclaims for breach of fiduciary duty, conversion of corporate property, embezzlement, fraud and breach of contract.
    (5) Relief Sought: Plaintiff seeks issuance of 300,000 shares of common stock; Defendant- Counterclaimant seeks damages to be proven at trial, but believed to be in excess of $150,000.

    Item 2 - Changes in Securities

(a). Material Modifications to Common Stock: On June 13, 1999, The Board of Directors of the Company authorized a three for one forward split of the issued and outstanding common shares. As a result, all shareholders of the Company as of June 13, 1999 received three new common shares of the Company in exchange for each share held by shareholders as of June 13, 1999.

(b). Limitations of Common Stock Rights. No rights related to the common voting shares of the Company have been materially limited or qualified by the issuance or modification of any other class of securities.

(c).  Sale of Unregistered Securities.

       During the incorporation phase of the Company 5.350,000 shares were issued to four individuals and entities for the purpose of acquiring technology and patent rights to the diamond coating process being exploited by the Company. No underwriters were employed for the purpose of acquiring these rights and no commissions were paid for these initial issuances of common stock..

       Immediately after its inception, the Company commenced a private offering of its securities pursuant to an exemption under Rule 504 of Regulation D as promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933. As of the date of this report, the Company has raised a total of $785,475 from 31 non-accredited investors and 4 accredited investors as defined in Rule 501 of Regulation D. A total of $37,650 was paid in commissions and finder's fees.

    Item 6 - Exhibits and reports in Form 8-K

       None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ACT INTERNATIONAL, INC.
                                                (Registrant)



                                           By   /s/ Frederick J. Haydock
                                              ----------------------------------
                                                 President, and Director

                                           By   /s/ David Taylor
                                              ----------------------------------
                                                 Secretary and Director