Form 10KSB
period 2000-10-31
ACT INTERNATIONAL INC
filed 2001-02-14
CIK 1113601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the year ended October 31, 2000
                         Commission File Number 0-30783


                             ACT INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


                  Nevada                                87-06263223
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)


                4035 South 300 West, #6, Salt Lake City, UT 84107
                    (Address of principal executive office)

                                 (801) 281-3073
                           (Issuer's Telephone Number)

Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act: Common Stock, $0.001
                                                            Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10- KSB. [ ]

The issuer had no operating revenues for the year ended October 31, 2000.

This report contains a total of   pages.

As of October 31, 2000, there were 16,899,960 shares of the issuer's common stock outstanding. The securities of ACT International, Inc. are not traded on any exchange or market quotation system.

                                     PART I

ITEM 1.  Business

Overview

ACT International, Inc. ("the Company") was originally incorporated in the state of Nevada on January 20, 1999 as American Coating Technologies, Inc. Since inception, the Company has had no operating revenues, and has accumulated a deficit of $2,436,043 through October 31, 2000.

As more fully described below, the Company completed the following transactions. On February 1, 1999 the Company acquired all rights, title and interest in certain diamond coating technology represented by U.S. Patent No. 5,254,237 dated October 19, 1993, as more fully described below.

Acquisition of Patent Rights

On February 1, 1999, American Coating Technologies, Inc. entered into an agreement with S.R.& T. Partnership, Alvin A. Snaper, Taylor Family Limited Partnership, and Rothwell Trust. Pursuant to the agreement, SRT, Snaper, Taylor and Rothwell transferred all right title and interest in certain diamond coating technology represented by U.S. Patent No.5,254,237, developed by Mr. Snaper, including all supplemental improvements thereto and to the Plasma Arc Apparatus for producing diamond semiconductor devices or machine tool coatings, in all applications, including without limitation, the following: Low Temperature Titanium Nitride, Cobalt Nitride, Chromium Nitride, Ferroelectric Coatings, Picsoelectric Coatings, Diamond Hard Coatings, Diamond Semiconductor Substrates.

Pursuant to the agreement Snaper received 2,750,000 common shares, Taylor received 1,125,000 common shares and Rothwell received 1,125,000 common shares. Additionally, ACT shall pay Snaper, Taylor and Rothwell, each, on an annual basis, a royalty equal to 1.667 percent of the total gross revenues derived in any way by ACT and its subsidiaries, sister corporations, affiliates and assigns, from the technology (whether from royalties, rentals, sales, service contracts, consulting contracts and any other source) during the prior calendar year. The royalty payments are due and payable on Feburary 15th for 51 years after the date of the agreement.

ACT also agreed that Snaper's interest in ACT will not be diluted to less than 51% of the outstanding stock unless and until ACT has completed one or more public underwritings, or otherwise obtains financing, raising not less than a cumulative $2,000,000 at approximately $13 to $15 per share.

Additionally, the Company also effected a forward stock split and changed its corporate name.

Change of the Name of the Company

The Board of Directors of the Company adopted a resolution authorizing an amendment to the Company's Articles of Incorporation to change the name from "American Coating Technologies, Inc." to "ACT International, Inc." Approval of the Amendment by the stockholders was obtained by written consents in lieu of a meeting, dated May 15, 2000, of the holders of a majority of the voting power of the outstanding shares of the Company's Common Stock.

The Company adopted the name ACT International, Inc. to conform with its plan to license its technology worldwide and exploit markets that go beyond the geographic boundaries of the United States and North America.

                             DESCRIPTION OF BUSINESS

Industry Overview. Chemical Vapor Deposition (CVD) is a process designed to bond a thin coating of titanium nitride to the surface of a metal tool or instrument. The tool to be coated must be heated to extremely high temperatures in a vacuum chamber filled with reacting chemical vapors. The titanium nitride produced by this method increases the useful life of a cutting tool significantly.

Alvin A. Snaper developed Physical Vapor Deposition (PVD), a process for low-temperature, smooth, thin-film coatings. This process is carried out in a vacuum, and involves the use of several arc evaporators positioned on the sides and top of the vacuum chamber that serve as plasma generators. The coatings material is formed into a cathode that is positioned in front of the arc evaporator. Then the electrical arc that is generated causes minute evaporation of the cathode into a high energy, concentrated plasma which is deposited on the tool in the vacuum chamber.

Much of the CVD industry is concentrated in microelectronics, in particular semiconductors. PVD is less concentrated and covers a variety of industries such as information storage, packaging and industrial coatings.

The highest volume usage of PVD in microelectronics is in the fabrication of semiconductors. PVD is used routinely to deposit a variety of films such as aluminum, titanium and titanium nitride, and conductor metals.

The advantages of PVD in semiconductor fabrication are that it provides uniform deposition of thin films and excellent coverage. PVD can be used to deposit metals on interconnect levels. New techniques such as collimated sputtering and ionized magnetron technology have been added to improve efficiency for smaller geometry devices.

Product. The patented Plasma Arc Diamond Coating process developed by Mr. Snaper allows a surface to be coated at room temperature with super-hard Diamond (DC) and Diamond-Like Coatings (DLC). This process greatly expands (a) the types of materials that can be coated and (b) the variety of applications now feasible for coating technology.

Testing by Mr. Snaper of these new compounds indicates that while titanium nitride coating can increase the useful life of a tool by 600% or more, the diamond-like coating can further increase the useful life of a tool by over 1000% as compared to titanium nitride coated tools.

Diamond and diamond-like films have a unique combination of physical characteristics that are not found in other materials. Diamond is the hardest available material known and can be transparent. At room temperature it is the best known thermal conductor, and it will conduct heat five times better than copper.

Diamond is also an electrical insulator and becomes a semiconductor when controlled quantities of impurities are introduced. Resistant to most chemicals and radiation, diamond can become almost frictionless when it is polished.

Due to these properties, diamonds have potential uses in many commercial applications including electronic packaging materials to improve the output and reliability of components, wet coatings to extend the lives of cutting tools and transparent optical coatings to protect sensitive lenses.

Markets

CVD Market. Eighteen companies account for 75% of the worldwide equipment sales and services work in the Chemical Vapor Deposition (CVD) coatings industry. [Business Opportunity Report GB-185A, Thin Layer Deposition: Highlighting CVD, by Robert Moran, Project Analyst, Business Communications Company, Inc. (BBC), July 1998, pp. 31-32, 64, 72.] The main markets for CVD technology are in the fields of microelectronics, cutting tools, automotive and aerospace parts and medical instruments. Total CVD equipment sales worldwide is projected to grow from $4.4 billion in 1995 to over $8.1 billion by the year 2000. Total CVD services worldwide is expected to expand from $449 million in 1995 to $697 million in 2000. [Thin Layer Deposition: Highlighting CVD, supra, pp. 85, 86, 93-96, 100-101, 106- 107, 114-115, 117, 130-132, 138, 150-151, 157.]

PVD Market. Leading companies in the Physical Vapor Deposition (PVD) market include most of the same companies that are prominent in CVD technology. One reason for this is that in many cases, parts lending themselves to coating services can be coated by either CVD or PVD. Worldwide there are twenty-five companies combined for the CVD and PVD equipment sales and services markets, and these companies account for 75% of the total sales. [Business Opportunity Report GB-186B, Thin Layer Deposition: Highlighting PVD, by Robert Moran, Project Analyst, Business Communications Company, Inc. (BBC), September 1996, pp. 65-67]. The main markets for PVD technology are in microelectronics, cutting tools, automotive and aerospace parts, flexible and specialty packaging, information storage, optics and medical instruments. However, the biggest market for PVD is expected to be in semiconductors. PVD equipment sales worldwide are projected to grow from $4.1 billion to 1995 to over $7.3 billion by the year 2000. Total PVD services worldwide is expected to expand from $567 million in 1995 to $850 million in 2000. [Thin Layer Deposition: Highlighting PVD, supra, pp. 69,70-72, 77-79, 80-81, 83, 87-88, 91-95, 105-106, 109-117, 128-129, 134-
137-142,  148-149,  152-156,  159-163,  169-170, 174-178, 180, 186-187, 191-193,
198-199, 202-204, 209].

Market Segments.

Low-Temperature Plasma Arc Diamond Coating Technology in Traditional Markets. The single most important advantage of ACT's Plasma Arc Diamond Coating technology is that it is possible to deposit uniform coatings at significantly lower temperatures, even room temperature. Heretofore, the problem of most CVD and PVD coatings is that they must be applied at temperatures ranging from 350 degrees to 1,300 degrees, which distorts the temper or changes the metallurgy of the coated substrata such as plastics, aluminum, copper, semiconductor substrates, etc. Thus, with high temperature CVD and PVD processes, substrata must often be re-tempered in order to bring the tolerances back into compliance. Consequently, there have been many tools and instruments that would greatly benefit from Plasma Arc Diamond coating, but these tools and instruments are not coated because of the high temperature problems inherent in current CVD or PVC processes. The coating market can be greatly expanded with the Plasma Arc Diamond Coating technology from ACT International, Inc..

Based on ACT's research, tools coated by Plasma Arc Diamond Coating ("PADC") process are absolutely precise. Lower temperatures used by the PADC process do not change the underlying substrate. Metals such as copper, aluminum, plastics, etc can be coated using the PADC process. Optics can also be coated more efficiently with the PADC process.

Thin-Film Diamond Coatings Technology. The management is of the opinion that its new thin-film diamond coatings technology will make possible the use of diamond coatings for many applications in place of the traditional coatings like titanium nitride.

There are many advantages for diamond-coated tools. A single tool can contain and maintain several cutting edges, tools with advanced chip breaker designs can be coated, the diamond edge does not have to be polished. Through control of the surface morphology, tools can be used as grown. Tools will have longer useful life and the CVD process is expected to be lower in cost. These factors, plus the characteristics of diamond make diamond coatings the coating of choice for tungsten carbide, silicon nitride, and silicon carbide tools.

Thin-Film Technology for Semiconductors. To be a useful semiconductor for transistors and other electronic applications, diamond must be "doped," i.e. implanted with trace amounts of impurities. The needed impurities are of two types: p-type, which endows diamond with the equivalent of a positive electric charge, and n-type, for the equivalent of a negative charge. Thin-film diamond processes to date have been able to successfully dope with the p-type but not with the n-type. Management believes that its proprietary and patented Radio Arc Plasma technology, U.S. Patent #5,254,237, creates a way to accomplish this doping.

Marketing Strategy.

Mr. Alvin A. Snaper, Chairman of ACT is an internationally recognized inventor with over 600 patents and is considered a pioneer in the coatings industry. Over twenty years ago, Mr. Snaper invented and developed many of the original coating processes in use today. Through acquisition and partnering arrangements, ACT intends to establish an Operations Center in Las Vegas, NV where vacuum chambers will be fitted with the necessary components to achieve low temperature Plasma Arc Deposition coating process including diamond coating, diamond like coating, and the diamond semiconductor.

Management is continuing to refine its business plan incorporating the acquisition and construction of Company-owned facilities, while continuing to license its Plasma Arc Diamond Coating Process to domestic and international companies. Vacuum chambers for semiconductor manufactures and industrial coating service centers will be retrofitted at the Operations Center and then placed in licensed service based on the size of the chambers. In cases of large orders, OEM manufactures will be trained in the retrofit process. Representatives from coating companies will be able to invite their customers to visit the Operations Center where they will be able to observe demonstrations of ACT's low temperature and thin film diamond technology.

Dependence on One or a Few Major Customers.

ACT does not expect that any single customer will account for more than ten percent of its business.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Patent No. 5,254,237 which is entitled, "Plasma Arc Apparatus for Producing Thin Film Diamond Coatings," was granted on October 19, 1993 to Alvin A. Snaper, the inventor of the original titanium nitride and thin film diamond coating processes. The Diamond Coating Process includes, but is not necessarily limited to, low temperature titanium nitride, cobalt nitride, chromium nitride, ferroelectric coatings, piezoelectric coatings, diamond hard coatings and diamond semi-conductor substrates.

         From the patent document, column 8, line 45, the following paragraph summarizes the process as:

         Thus there has been disclosed a unique plasma arc deposition system for producing diamond, doped diamond or diamond-like coatings on a substrate by pulsed plasma technique. These techniques do not require or produce temperature rise at the substrate, allowing normally temperature sensitive substrates to be utilized. Typical of substrates which bond readily to the thin film diamond coatings without degradation are zinc sulfide (ZnS) or zinc selenide (ZnSe), which are useful in infrared windows or laser components. The system disclosed and described can be used in the development of products and materials such as producing pn junction diodes of crystalline carbon, so that rectifiers able to withstand temperatures in the neighborhood of

         1000 to 1500 degrees Fahrenheit are also possible. Insulated gate field effect transistors that can handle high source to drain potentials and provide high gain without seriously loading the signal source, while operating at elevated temperatures beyond those achievable with silicon devices, can be produced with the system described. Many other diamond-like integrated circuit chips, such as light emitting diodes or diodes used in solid state lasers are possible. Since thick diamond layers of good optical clarity can be produced by the process described herein, among the new devices that have become possible is an optical modulator that depends upon the polarizing effects of electric fields upon light beams through the crystal lattice. This property leads to the entirely new family of high-power, opto-electronic coupling, modulating, scanning and/or sensing devices based upon diamond semiconductors. Many other semiconductor devices that can utilize the enhanced properties of diamond-like films can be produced with the invention disclosed and described herein.

Royalty Agreements. Pursuant to the Assignment Agreement entered into between the Company and S.R. & T. Partnership wherein ACT received the above-described patent rights by assignment, ACT incurred a royalty obligation whereby ACT must pay to S.R. & T. Partnership a royalty each year on February 15th equal to 5.001% (or 1.677% to each of the three partners of S.R. & T. Partnership) of the total annual gross revenues (without any deductions whatsoever) derived in any way by ACT and/or its subsidiaries, sister corporations, affiliates and assigns from the technology represented by U.S. Patent #5,254,237 (whether from royalties, rentals, sales, service contracts, consulting contracts and/or any other source) during the prior calendar year.

Proprietary Rights

ACT relies on confidentiality and non-competition agreements with its employees and sub-contractors in order to protect its proprietary know-how and employs various methods to protect the processes, concepts, ideas and documentation of it proprietary technology. Such methods, however, may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to ACT's know-how or processes, concepts, ideas and documentation. ACT does not sell or transfer title to its products to customers. The products are licensed on a "right-to-use" basis pursuant to a license, which is nontransferable and restricts use of the products to the customer's internal purposes on specified applications or uses.

Government Approvals for Principal Products and Services.

The Company plans to focus its efforts in developing industrial applications for its diamond coating process, which will not require government approval for its products or services. Accordingly, existing governmental regulations will not have an adverse effect on the Company's operations. Management believes that it is unlikely that any governmental regulations will arise in the foreseeable future that would affect the Company's operation. However, should the Company develop any diamond-coated product that could be employed in the medical, food, pharmaceutical, or biological applications markets, those products would require approval by the FDA. Such procedures would be expensive and involve a protracted administrative process to gain approval. Currently, ACT has no intention to develop and market products for the food, medical or pharmaceutical industries.

Employees.

ACT currently employs three full time persons and no part time persons. ACT shall employ individuals as required.

ACT is not subject to any collective bargaining agreement. It is anticipated that ACT's employees will be covered by an employee stock option plan; however, at this stage, the terms of such a plan have not been determined.

Seasonal Nature of Business Activities.

ACT's business activities are not seasonal.

Sources and Availability of Materials

The materials and vendors necessary for ACT to continue operations are available from many sources. The Company foresees no shortage of supplies or difficulties in acquiring materials and vendors necessary to conduct its business as presently conducted.

ACT relies heavily on its own expertise. Dr. Frederick J. Haydock, President of ACT and Alvin Snapper, the Chairman of the Board of Directors of ACT, and the inventor of the Company's proprietary technology, provide certain technical equipment and services including:

1.       engineering support for proprietary coating technology;
2.       Laboratory and equipment design and implementation; and
3.       Research  and   development  for  improvement  of  the  technology  and
         development of coatings for specific applications

Competition

The coating processes industry is highly competitive. There are many larger vendors that have substantially greater financial and technical resources than ACT; in the future, these companies may develop and market products similar to those offered by ACT. Competitive products are currently offered by a number of independent coatings companies. The most important consideration for customers of coating processes include product capability, integration, on-going product enhancement, ease of application and use, reliability and quality of technical support, documentation and training, name recognition, vendor experience and stability, and, to a lesser extent, price. The Company believes that it competes favorably in these areas, especially in light of its patented technology. However, the dynamic nature of the coatings industry could quickly place ACT and its products at a competitive disadvantage.

Research and Development

The coating processes industry is characterized by continuous technological change, which requires an on- going high level of expenditures for the development and maintenance of coating processes. It is customary for modifications to be made to a coating process or application as experience with its use grows or as changes in manufacturing equipment and techniques. The Company expended $147,980 for R&D costs during the fiscal year ended October 31, 2000.

Principal Office

The Company is a Nevada corporation with its executive offices located at 4035 South 300 West, #6, Salt Lake City, UT 84107. Its telephone number is (801) 281-3073.

Reports to Security Holders

ACT International, Inc. is a reporting company pursuant to Section 12(g) of the Securities Exchange Act of 1934. Accordingly, it files all reports as required by the U.S. Securities and Exchange Commission and the rules and regulations promulgated thereunder, which includes Annual Reports under Form 10-K accompanied with audited financial statements.

        The public may read and copy any materials filed by ACT with the U.S. Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. ACT is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov under EDGAR Database.

ITEM 2.  Properties

Office Facilities

At October 31, 2000, the Company leased the following facility:

                             Lease            Approximate
     Location             Primary Use         Sq. Footage        Expiration
    ---------             -----------         -----------        ----------
Salt Lake City, UT      Corporate Office      750 sq. ft.       February 2001

ITEM 3.  Legal Proceedings

The Company is party to the following Legal Proceedings:

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

         (5) Relief Sought: Plaintiff seeks issuance of 300,000 shares of common stock; Defendant/Counter-claimant seeks damages to be proven at trial, but believed to be in excess of $150,000.

Informal Investigation By Utah Division of Securities

         Subsequent to the end of the fiscal year on October 31, 2000, and prior to the filing of this annual report, management received information from an investor claiming to be a shareholder of ACT, even though his name did not appear on the shareholder list maintained by the Corporation. Management reviewed the documentation provided by such investor and determined that certain misrepresentations may have been made by an individual claiming to be an officer of the Company, who was in fact, not an officer of ACT, who was soliciting investment capital to purchase "free trading" shares. The transaction in question took place in October, 2000. Management determined that the shares were being sold by said individual in behalf of the Rothwell Trust, whose shares are restricted pursuant to the provisions of Rule 144. Upon receiving the information from said investor, management contacted the Utah Division of Securities and reported what it deemed to be a possible securities violation by a person posing as an officer of the Company. Management is continuing to cooperate with the Utah Division of Securities to resolve the matter. ITEM 4. Submission of Matters to Vote of Security Holders The Company has not conducted any annual or special meeting of stockholders at which any matters have been submitted for a vote of the stockholders at large during this transition period, and no matter have been approved by the written consent of a majority of the company's outstanding shares pursuant to Section 78.320(2) of the Nevada Revised Statutes.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

The securities of ACT International, Inc. are not traded on any exchange or market quotation system. The Company is currently seeking listing on the OTC Bulletin Board. However, the National Association of Securities Dealers has not approved any such listing or quotation.

Forward Stock Split

On June 15, 2000 the Company forward split the issued and outstanding shares on a 3 for 1 share ratio increasing the number of issued and outstanding shares from 5,495,795 to 16,487,385. All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split.

Dividends

The Company has not paid cash dividends on its common stock and presently has no intentions to do so. The Company expects to retain any future earnings to fund operations for the foreseeable future.

Recent Issuance of Common Stock

On January 13, 1999 the Company commenced a private offering of securities pursuant to Rule 504 of Regulation D as promulgated by the United States Securities and Exchange Commission. Pursuant to such offering approximately 87,470 shares were sold to approximately 33 investors in Utah and one investor in California. The sale of shares to investors in Utah pursuant to the offering memorandum was in violation of Utah Rules and Regulations, and upon consultation with the Utah Securities Division, management determined that the Company should offer recission to investors who purchased under the private offering memorandum of January 20, 1999. The Company completed its offer to rescind such transactions in July 2000. No investor to whom such offer was made accepted the Company's offer to rescind. The Company requested an exemption pursuant to
Section 61-1-14(2)(s) of the Utah Uniform Securities Act to cover the offering and sales made pursuant to the 504 Memorandum, however, the division declined to grant such exemption.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation

Management of ACT focused its activity during the fiscal year ended October 31, 2000 on developing a dynamic business plan to provide the shareholders of the Company an improved return on investment, and establishing a market for its securities. Management also determined that certain acquisitions of small businesses that would benefit from the use of the Company's diamond coating technology, should be pursued. With a view towards improving the Company's revenue potential, management determined it would be in the best interest of the Company, and its shareholders, to shift from its dependence on "royalty for license" strategy as the sole source of Company revenues, to an operating plan that would not only receive revenues from license fees and royalties, but also from acquired or constructed diamond coating centers owned and operated by ACT, performing services in selected application fields. As a result of Management's decision to develop Company-owned diamond coating facilities, ACT placed a cash deposit to purchase a coating chamber that will be modified to meet the operating standards of the Company's Plasma Arc Deposition Patent. Management is continuing to refine its business plan incorporating the acquisition and construction of Company-owned facilities, while continuing to license its Plasma Arc Diamond Coating Process to domestic and international companies.

In note 2 to its financial statements as of October 31, 2000 its auditors state that the financial statements are presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as noted there, the Company has sustained recurring losses since inception and has negative working capital for the years ended October 31, 2000 and the approximate nine month period ended October 31, 1999. The Company experienced operating losses of $1,081,605 and $1,354,438 respectively, during those periods. Its ability to continue as a going concern is contingent upon its ability to secure additional equity financing, initiate sales of its products and services, and thereby attain profitable operations. There can be no assurance that the Company will succeed in obtaining such equity financing, and thereby continue as a going concern. The Company is pursuing financing by the issuance of common stock shares. The Company also plans to pursue additional financing on terms beneficial to the Company and its stockholders. Without such funds, however, the Company will be unable to comply with its payment obligations to vendors, employees and consultants.

The Company anticipates that the Company will require $2,000,000 in additional debt or equity financing in order to continue as a going concern during the next twelve months of operation. The Company plans to attempt to enter into arrangements to raise these funds through the private or public sale of common shares, and by initiating profitable operations. No assurance can be given that either of these plans will be realized and thus, no assurance can be given that the Company will be able to continue as a going concern in the foreseeable future.

Results of Operations

For the period from inception to October 31, 2000, ACT had no revenues. The Company had a cumulative net loss of $2,436,043 for the same period. ACT had general and administrative expenses of $2,436,043 which constituted the value of common stock issued for cash, services related to commencement of operations and stock option compensation expense.

For the twelve month period ended October 31, 2000, ACT had no revenues. The Company had a net loss of $1,081,605 for the same period. The Company's general and administrative expenses related to the operations for the twelve month period ended October 31, 2000 was $1,081,605.

Liquidity and Capital Resources

During fiscal 2000, the Company financed ACT's operations primarily through funds it received from the sale of securities in private placements in accordance with Regulation D of the Securities Act of 1933 for net sales proceeds of $888,160 (see the section "Recent Issuances of Common Stock" in Item 5 to this Report).

ACT has in the past and is currently experiencing negative cash flow from operations. The funding of future operations will require further infusions of capital. If additional funds are raised by the Company through the issuance of equity securities, securities convertible into or exercisable for equity securities, or an equity securities exchange, the percentage ownership of the then current stockholders of the Company will be reduced. The Company may issue preferred stock with rights, preferences or privileges senior to those of the Common Stock. Although discussions are on-going with various potential sources of additional capital, There can be no assurance that the Company will be successful in its efforts to obtain adequate capital nor if any such additional capital is made available to the Company that it will be on terms and conditions that are not extremely dilutive to the present holders of the Common Stock.. ACT is currently applying for listing on the NASDAQ Over the Counter Electronic Bulletin Board. The failure of the Company to establish trading of its
securities  may  adversely  impact  the  Company's   ability  to  obtain  future
financing. Sector had no commitments for material capital expenditures as of October 31, 2000.

ACT's future revenues will be difficult to predict. Accordingly, any significant shortfall of revenues in relation to management's expectations or any material delay of revenue activities would have an immediate adverse effect on its business, operating results and financial condition. As a result of all of the foregoing factors, management believes that period-to-period comparisons of ACT's results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance. Operating Expenses.

Operating expenses consisted primarily of rent and general and administrative expenses.

Administrative Costs and Other Costs. Management expects that ACT's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels.

Management of Growth; Dependence on Key Personnel.

In the future, ACT will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that ACT will be able to effectively manage such growth. Its failure to do so would have a material adverse effect on its business, operating results and financial condition. Competition for qualified technical and other qualified personnel is intense and there can be no assurance that ACT will be able to attract, assimilate or retain additional highly qualified employees in the future. If ACT is unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially adversely affected. ACT's future success also depends in significant part upon the continued service of its key technical and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of existing personnel, which could have a material adverse effect on ACT's business, operating results and financial condition.

Dependence on Proprietary Technology; Risks of Infringement.

ACT's success depends upon its proprietary technology. ACT will rely on a combination of Patent, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. As part of its confidentiality procedures, ACT will generally enter into non-disclosure agreements with its employees, consultants and corporate partners, and license agreements with respect to its patent and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use ACT's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of ACT's products is difficult and expensive. ACT will make proprietary data available for licensees, but the provision of information may increase the likelihood of misappropriation or other misuses of ACT's intellectual property. There can be no assurance that ACT's protection of its patent and proprietary technology will be adequate or that ACT's competitors will not independently develop similar technology, duplicate ACT's products or services, or design around the ACT patent, or other intellectual property rights.

ACT is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by ACT with respect to current or future technology. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on ACT's business, operating results and financial condition. Such claims might require ACT to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to ACT or at all. If such agreements are entered into they could have a material adverse effect upon ACT's business, operating results and financial condition.

ITEM 7.  Financial Statements

The following financial statements are included in this part: Audited balance sheets of ACT International, Inc. (formerly American Coating Technologies, Inc.) as of October 31, 2000 and the approximate nine months ended October 31, 1999, and the related statements of income, retained earnings and cash flows for the fiscal year ended October 31, 2000 and the approximate nine months ended October 31, 1999.

ITEM 8.  Changes In and Disagreements With Accounting and Financial Disclosure

The Company has used the services Tanner & Company, P.C. of Salt Lake City, Utah as its independent auditor since inception on January 20, 1999. No disagreements between the Company and Tanner & Co. regarding any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure occurred in connection with the audits of the years ending October 31, 1999 and October 31, 2000.

                                    PART III

ITEM 9.  Directors,  Executive  Officers,   Promoters,   an   Control   Persons:
         Compliance With Section 16(a) of the Exchange Act



The following persons are the Directors and Executive Officers of ACT.

Name                        Age       Positions Held
----                        ---       --------------

Richard M. Sjostrom         51        President and Director (resigned 6-1-00)

Frederick J. Haydock        58        President and Director (6-1-00 to present)

David Mark Eames            31        Vice President and Director

David L. Taylor             29        Secretary/Treasurer

Alvin A. Snapper            67        Chairman of the Board

Under Article III, Section 3.2 of the Bylaws, Directors hold their offices until their successors have been elected and qualified unless removed by a vote of a two-thirds majority of outstanding shares either at a stockholders' meeting or by written consent.

The business experience of the directors is as follows:

Mr. Sjostrom was president and a director of ACT from December 1999 to June 2000. From 1987 to present, Mr. Sjostrom has been a member/manager of N-Tek, LLC. During this time, Mr. Sjostrom management, analyzed and executed improvements in technology platform to facilitate the conversion of waste materials to ethanol and other commercially viable products. From 1987 to present, Mr. Sjostrom has also been vice president of Intrade, Ltd. Intrade, Ltd. sells various products in countries throughout the world but with primary focus on the USA, Japan and China. Mr. Sjostrom earned a Bachelor of Science degree from Utah State University in 1972 and a Juris Doctor degree from the University of Utah, College of Law in 1995.

Dr. Haydock has been the President of ACT since June 2000 inception. For the past five years, Dr. Haydock has been a consultant to several major, international industrial gas companies for high purity chemical analysis of impurities in semiconductor grade bulk gases. He also has been building custom mass spectrometers for the semiconductor industry and has provided analytical services for the start-up of ultra high purity air separation units. Three years previous to becoming a consultant, Dr. Haydock was the vice- president of Sales and Marketing for a start-up analytical instrumentation manufacturer. From 1970 to 1993 Mr. Haydock was a partner in a chemical brokerage company and the president of a crude oil production company and manufacturer of oilfield and industrial chemicals. Mr. Haydock has thirty-five years of experience as a chemist, analytical chemist, consultant and entrepreneur.

Mr. Eames has been vice president and a director of ACT since December 1999. From 1996 to the present, Mr. Eames has been a manager in training at Enterprise located in Salt Lake City. Mr. Eames attended Dixie College from 1987--1988 and became a certified word processing specialist at Wasatch Career Institute.

Mr. Snaper has been chairman of the board and director of research of ACT since inception. For the last forty years, Mr. Snaper has been an inventor/engineer engaged in scientific research and development of products and services. Mr. Snaper holds over 600 patents and was awarded the Design News Magazine Best Patent in four different years. Among his more famous inventions are the Look Up Display for jet fighter aircraft, Tang and the IBM typewriter ball.

Mr. Taylor has been secretary, treasurer and director of ACT since inception. From 1991 to present, he worked at Taylor & Associates, Salt Lake City, Utah, a company that sells and manufactures recreational tents. Mr. Taylor holds a Business Management diploma from Mountainwest College of Business & Technology.

Other that the foregoing, no officer or director of ACT has been subject to any of the following:

     a. Any bankruptcy petition filed by or against any such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two year prior to that time; or

     b. Convicted in a criminal proceeding or charged in or subject to any criminal proceeding excluding traffic or other minor offenses; or

     c. Subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or

     d. Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance  with Section  16(a) of the  Securities  Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, none of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the year ended October 31, 2000. Since October 31, 2000, however, all such reports were being prepared with the exception of one shareholder, The Rothwell Trust, Mark Eames, Trustee, who despite being notified of the reporting requirement of Section 16, has failed to file a Form 3.

Compensation of Directors

Directors who are not employees of the Company are reimbursed for out-of-pocket expenses incurred in their capacity as members of the Board of Directors.

ITEM 10. Executive Compensation

During the period covered by this Transitional Report officers and directors of ACT were paid the following total consideration.

     David L. Taylor: $12,400 in cash.

     David Mark Eames: $1,400 in cash.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of October 31, 2000, the name and the number of shares of the Company's Common Stock, par value $0.0001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 16,899,960 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

                      (2)                               (3)
                   Name and                         Amount and
   (1)            Address of                         Nature of          (4)
Title of          Beneficial                        Beneficial       Percentage
  Class              Owner                           Ownership       of Class
--------       ---------------------------------    ----------       ----------
 Common        Alvin A Snaper                        8,250,000          48.81%
Rule 144       1000 W Bonanza Road                    Indirect
               Las Vegas,  NV 89106
               (Ned 'Dyne Research, Inc.)
--------       ---------------------------------    ----------       ----------
 Common        Taylor Family Limited Partnership     3,375,000          19.98%
Rule 144       5085 Sunset Lane                       Indirect
               Ogden, UT 84403
               (Access First International)
--------       ---------------------------------    ----------       ----------
 Common        Mark Eames                            3,375,000          19.98%
Rule 144       4824 S. Highland Cir  #202             Indirect
               Salt Lake City, UT 84117
               (The Rothwell Trust)
--------       ---------------------------------    ----------       ----------
 Common        Frederick J. Haydock                    300,000           1.77%
Rule 144       6340 S. Castlefield Lane                Direct
               Murray, UT 84107
--------       ---------------------------------    ----------       ----------
 Common        David L. Taylor                         315,000           1.86%
Rule 144       4707 Emma Mine                          Direct
               Herriman, UT 84065
--------       ---------------------------------    ----------       ----------

 Common        All Officers and                     15,615,000          92.4%
Rule 144       Directors as a                       Indirect
               Group                                and Direct
--------       ---------------------------------    ----------       ----------

ITEM 12. Certain Relationships and Related Transactions

There have not, within the last year, been any transactions with the registrant in which any of its officers, directors or controlling stockholders had any interest, and no such transaction has been proposed.


                                     PART IV

ITEM 13. Exhibits and Reports on Form 8-K

(a)   Reports on Form 8-K.

1.    There was no Current Report on Form 8-K filed during the last fiscal year.

(b)   Exhibits


Exhibit
Number                Description
-------               -----------

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February, 2001.

                             ACT INTERNATIONAL, INC.
                             (A Development Stage Company)
                             Financial Statements
                             October 31, 2000

                                                         ACT INTERNATIONAL, INC.
                                                   (A Development Stage Company)
                                                   Index to Financial Statements
--------------------------------------------------------------------------------


                                                                          Page
                                                                          ----

Independent Auditors' Report                                               F-2


Balance sheet                                                              F-3


Statement of operations                                                    F-4


Statement of stockholders' equity                                          F-5


Statement of cash flows                                                    F-6


Notes to financial statements                                              F-7






--------------------------------------------------------------------------------
                                                                             F-1

                                                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of
ACT International, Inc.


We have audited the accompanying balance sheet of ACT International, Inc. (a development stage company), as of October 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended October 31, 2000, the period January 20, 1999 (date of inception) to October 31, 1999, and the period January 20, 1999 (date of inception) to October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACT International, Inc., as of October 31, 2000 and the results of its operations and its cash flows for the year ended October 31, 2000, the period January 20, 1999 (date of inception) to October 31, 1999, and the period January 20, 1999 (date of inception) to October 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a deficit in working capital, incurred a loss and has not generated any revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah
November 29, 2000

                                                         ACT INTERNATIONAL, INC.
                                                   (A Development Stage Company)
                                                                   Balance Sheet

                                                                October 31, 2000
--------------------------------------------------------------------------------



              Assets
              ------
Current assets:
     Cash                                                         $      10,860
     Prepaid expense                                                    539,583
     Deposit                                                             10,000
                                                                  -------------

                  Total current assets                                  560,443

Technology, net of accumulated amortization of $134,667                 370,333
                                                                  -------------

                  Total assets                                    $     930,776
                                                                  =============

--------------------------------------------------------------------------------


              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                             $       6,614
     Related party payable                                               36,000
                                                                  -------------

                  Total current liabilities                              42,614
                                                                  -------------

Commitments                                                                   -

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares
       authorized, no shares issued or outstanding                            -
     Common stock, $.001 par value; 100,000,000 shares
       authorized, 16,899,960 shares issued and outstanding              16,900
     Additional paid-in capital                                       3,307,305
     Accumulated deficit                                             (2,436,043)
                                                                  -------------

                  Total stockholders' equity                            888,162
                                                                  -------------

                  Total liabilities and stockholders' equity      $     930,776
                                                                  =============



--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-3


                                                         ACT INTERNATIONAL, INC.
                                                   (A Development Stage Company)
                                                         Statement of Operations

                  Periods Ended October 31, 2000 and 1999 and Cumulative Amounts
--------------------------------------------------------------------------------



                                                          Period        Period
                                                        January 20,   January 20,
                                                        1999(Date of  1999(Date of
                                          Year Ended    Inception)to  Inception)to
                                          October 31,   October 31,   October 31,
                                              2000          1999          2000
                                          -----------   -----------   -----------
Revenue                                   $         -   $         -   $         -

General and administrative expenses         1,081,605     1,354,438     2,436,043
                                          -----------   -----------   -----------

              Loss before income taxes     (1,081,605)   (1,354,438)   (2,436,043)

Income tax benefit                                  -             -             -
                                          -----------   -----------   -----------

           Net loss                       $(1,081,605)  $(1,354,438   $(2,436,043)
                                          ===========   ===========   ===========

Loss per share - basic and diluted        $      (.07)  $      (.09)
                                          ===========   ===========   ===========

Weighted average common shares -
  basic and diluted                        16,267,000    15,676,000
                                          ===========   ===========   ===========




--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-4



                                                         ACT INTERNATIONAL, INC.
                                                   (A Development Stage Company)
                                               Statement of Stockholders' Equity

                                         Periods Ended October 31, 2000 and 1999
--------------------------------------------------------------------------------








                                       Common Stock          Additional
                                -------------------------     Paid-In      Accumulated
                                   Shares        Amount       Capital        Deficit         Total
                                -----------   -----------   -----------    -----------    -----------
Balance, January 20, 1999
(date of inception)                    --     $      --     $      --      $      --      $      --

Issuance of common stock for:
     Cash                           301,260           301       382,099           --          382,400
     Technology                  15,300,000        15,300       489,700           --          505,000
     Services                       260,850           261       159,544           --          159,805

Issuance of common stock
options                                --            --         763,000           --          763,000

Net loss                               --            --            --       (1,354,438)    (1,354,438)
                                -----------   -----------   -----------    -----------    -----------

Balance, October 31, 1999        15,862,110        15,862     1,794,343     (1,354,438)       455,767

Issuance of common stock for:
     Cash                           201,000           201       338,799           --          339,000
     Offering costs                 131,850           132          (132)          --             --
     Services                       705,000           705     1,174,295           --        1,175,000

Net loss                               --            --            --       (1,081,605)    (1,081,605)
                                -----------   -----------   -----------    -----------    -----------

Balance, October 31, 2000        16,899,960   $    16,900   $ 3,307,305    $(2,436,043)   $   888,162
                                ===========   ===========   ===========    ===========    ===========




--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-5


                                                         ACT INTERNATIONAL, INC.
                                                   (A Development Stage Company)
                                                         Statement of Cash Flows

                  Periods Ended October 31, 2000 and 1999 and Cumulative Amounts
--------------------------------------------------------------------------------


                                                                 Period         Period
                                                               January 20,    January 20,
                                                               1999(Date of   1999(Date of
                                                 Year Ended    Inception)to   Inception)to
                                                October 31,    October 31,    October 31,
                                                    2000           1999           2000
                                                -----------    -----------    -----------
Cash flows from operating activities:
     Net loss                                   $(1,081,605    $(1,354,438)   $(2,436,043)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Amortization expense                        96,792         37,875        134,667
         Issuance of common stock for
           services                               1,175,000        159,805      1,334,805
         Stock option compensation expense             --          763,000        763,000
     Increase in prepaid expense                   (539,583)          --         (539,583)
     Increase in deposits                           (10,000)          --          (10,000)
     Increase in accounts payable                    30,134         12,480         42,614
                                                -----------    -----------    -----------

                  Net cash used in
                  operating activities             (329,262)      (381,278)      (710,540)
                                                -----------    -----------    -----------

Cash flows from investing activities:                  --             --             --
                                                -----------    -----------    -----------

Cash flows from financing activities:

     Issuance of common stock                       339,000        382,400        721,400
                                                -----------    -----------    -----------

Net increase in cash                                  9,738          1,122         10,860

Cash, beginning of period                             1,122           --             --
                                                -----------    -----------    -----------

Cash, end of period                             $    10,860    $     1,122    $    10,860
                                                ===========    ===========    ===========



--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-6

                                                         ACT INTERNATIONAL, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements

                                                       October 31, 2000 and 1999
--------------------------------------------------------------------------------


1. Organization   Organization
   and            ACT International,  Inc, (the Company) was incorporated in the
   Summary of     State  of  Nevada  on  January  20,  1999 for the  purpose  of
   Significant developing business opportunities by licensing its patented Accounting low-temperature Plasma ArcDeposition technology in
   Policies       semiconductor,   medical,   optical,   and   industrial   tool
                  applications   and  to  pursue  further  research  and  patent
                  processes.

                  In accordance with SFAS No. 7, the Company is considered to be in the developmental stage. The Company is devoting substantially all of its efforts to establishing a new business. No principal operations have commenced and no significant revenues have been derived from operations.

                  Concentration of Credit Risk
                  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                  Cash and Cash Equivalents
                  For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

                  Technology
                  The technology consists of costs to acquire all legal rights to the patents of the technology in use by the Company. Technology is amortized over a five year period.

                  Income Taxes
                  Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.

                  Loss Per Share
                  The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.


--------------------------------------------------------------------------------
                                                                             F-7

                                                         ACT INTERNATIONAL, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1. Organization   Loss Per Share - Continued
   and
   Summary of The computation of diluted earnings per common share is based Significant on the weighted average number of shares outstanding during Accounting the period plus the common stock equivalents which would arise
   Policies       from the exercise of stock  options and  warrants  outstanding
   Continued      using the treasury  stock method and the average  market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

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

2. Going          The accompanying  financial statements have been prepared on a
   Concern        going-concern basis, which contemplates  profitable operations and the satisfaction of liabilities in the normal course of business. As shown in the statement of operations, the Company has had no revenues from operations and reported a net loss for the periods ended October 31, 2000 and 1999. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

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

--------------------------------------------------------------------------------
                                                                             F-8

                                                         ACT INTERNATIONAL, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

3. Prepaid        During the year ended  October 31,  2000 the  Company  entered
   Expenses       into an agreement with an entity for public relation services.
                  The Company issued 555,000 shares of common stock for services to be rendered for a period of one year. As of October 31, 2000 the Company recognized $385,417 as expense and $539,583 of prepaid expenses related to this agreement.


4. Stockholders'  The Company's  Board of Directors  authorized a  three-for-one
   Equity split of its common stock, effective June 15, 2000. As a result of this action 10,887,840 shares were issued to stockholders of record. Par value of the stock remains at $0.001 per share and accordingly, $10,888 were transferred from additional paid-in capital to common stock. All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for the periods presented.


5. Income         The benefit for income taxes is different  from amounts  which
   Taxes          would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:




                                                                Period
                                                             January 20,
                                                            1999 (Date of
                                           Year Ended       Inception) to
                                          October 31,        October 31,
                                              2000               1999
                                        -------------       ------------
Federal income tax benefit
at statutory rate                       $     551,000       $    460,000
Change in valuation allowance                (551,000)          (460,000)
                                        -------------       ------------

                                        $           -       $          -
                                        =============       ============


--------------------------------------------------------------------------------
                                                                             F-9

                                                         ACT INTERNATIONAL, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

5. Income         Deferred tax assets (liabilities) consist of the following:
   Taxes
   Continued         Net operating loss carryforward             $    1,011,000
                     Valuation allowance                             (1,011,000)
                                                                 --------------

                                                                 $            -
                                                                 ==============

                  At October 31, 2000, the Company has a net operating loss carryforward available to offset future taxable income of approximately $2,976,000, which will begin to expire in 2019. The utilization of the net operating loss carryforward is dependent upon the tax laws in effect at the time the net operating loss carryforward can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for this carryforward as a result of a change in ownership.

6. Related Party The Company has a payable due to an officer/shareholder at Transactions October 31, 2000 in the amount of $36,000. The payable is unsecured, non-interest bearing, and has no specific repayment terms.

                  The Company has entered into consulting agreements with certain officers/shareholders. The agreements require aggregate mandatory monthly consulting fees of approximately $18,000. As of October 31, 1999 the Company had paid approximately $81,000 under the terms of these agreements. The agreements had expired as of October 31, 1999 and no amounts were due under these agreements at October 31, 1999. During the year ended October 31, 2000 the Company continued to pay certain related parties for consulting services as they were performed of approximately $190,000.

                  The Company has entered into an agreement with certain shareholders which requires the Company to pay royalties of approximately 5% of gross revenues generated from use of the Company's technology. No amounts were due or paid for the year ended October 31, 2000 and the period from January 20, 1999 (date of inception) to October 31, 1999. This agreement also contains certain shareholder antidilution provisions until the Company obtains approximately $2,000,000 in equity financing.


--------------------------------------------------------------------------------
                                                                            F-10

                                                         ACT INTERNATIONAL, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

6. Related Party In December 1999, the Company entered into an employment Transactions agreement with an employee which expires December 2003. The
   Continued      agreement  provides the  employee  with a monthly base salary, business expense reimbursement, and eligibility for: 1) a performance bonus; 2) stock options and 3) other benefit programs offered by the Company. During the year ended October
                  31, 2000 the Company paid approximately $13,000 to the employee under the terms of the agreement.


7. Supplemental   During the year ended October 31, 2000:
   Cash Flow
   Disclosure          o  The  Company  did  not  pay any  amounts   related  to
                          interest and income taxes.

                  During the period ended October 31, 1999:

                       o  The  Company  did  not  pay any  amounts   related  to
                          interest and income taxes.

                       o The Company issued 15,300,000 shares of common stock in exchange for technology valued at $505,000.


8. Preferred      The preferred  stock  consists of 5,000,000  shares with $.001
   Stock          par value. Upon any dissolution or liquidation, the holders of preferred stock shall be entitled to receive out of the assets of the Company, the sum initially paid per share and any dividend declared or unpaid before any payment shall be made or any assets distributed to the common stock shareholders.
                  All other rights and privileges are to be determined upon an issuance of the preferred stock.


9. Stock          During the period ended October 31, 1999, the Company  granted
   Options        stock options to certain  officers,  employees and consultants of the Company to purchase 445,000 shares of the Company's common stock. At exercise prices ranging from $.001 to $2.00 per share.




--------------------------------------------------------------------------------
                                                                            F-11

                                                         ACT INTERNATIONAL, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9. Stock          As of  October  31,  1999  all  options  had  been  exercised,
   Options        canceled or had expired.
   Continued
                  During the year ended October 31, 2000, there were no options granted.

                  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. At October 31, 2000 and 1999, there was no pro forma effect on the operations of the Company as a result of stock options.


10.Fair Value of  The  Company's  financial  instruments  consist  of  cash  and
   Financial payables. The carrying amount of cash and payables Instruments approximates fair value because of the short-term nature of these items.


11.Recent         The Company  does not expect the  adoption of recently  issued
   Accounting     accounting  pronouncements to have a significant impact on its
   Pronounce-     results of operations, financial position or cash flows.
   ments


12.Commitments    Litigation
   and            The Company may become or is subject to investigations, claims
   Contingencies  or  lawsuits  ensuing  out of  the  conduct  of its  business, including those related to environmental safety and health, product liability, commercial transactions etc. The Company is currently not aware of any such items which it believes could have a material adverse effect on its financial position.




--------------------------------------------------------------------------------
                                                                            F-12