Form 10QSB
period 2001-01-31
ACT INTERNATIONAL INC
filed 2001-07-03
CIK 1113601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  January 31, 2001       Commission File Number:    0-30783
                  --------------------                             -------------

                             ACT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       87-06263223
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

4035 South 300 West, #6, Salt Lake City, UT                             84107
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

         Indicate the number of shares outstanding of each of the issuer/s classes of common stock as of the last practicable date:

                                              Number of Shares Outstanding
                  Date                        At January 31, 2001
                  ----                        ----------------------------

              Common Stock                          16,899,960

                             ACT INTERNATIONAL, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets..................................................3

               Statements of Operations........................................4

               Statements of Cash Flows........................................5

               Notes of Consolidated Financial Statements (Unaudited)..........6

      Item 2.  Managements Discussion and Analysis of Financial
                        Condition and Results of Operations....................6

PART II OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K................................9

               Signature Page.................................................10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                             ACT INTERNATIONAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                               January 31, 2001
--------------------------------------------------------------------------------

CURRENT ASSETS

Cash                                                              $    10,666
Prepaid expense                                                       308,333
Deposit                                                                10,000
                                                                  -----------

                  Total current assets                                328,999

 Technology net of accumulated  amortization of $159,917              345,083
                                                                  -----------

                  Total Assets                                    $   674,082
                                                                  -----------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

   Related party payable                                          $    69,950
                                                                  -----------

         Total Current Liabilities                                $    69,950

    Commitments                                                          --


STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value;
    5,000,000 shares authorized,
    no shares issued and outstanding
  Common Stock, $.001 par value;
    100,000,000 shares  authorized
     16,899,960 issued  and outstanding                                16,900
   Additional Paid-in Capital                                       3,307,305
   Deficit Accumulated During Development Stage                    (2,720,073)


         Total Stockholders' Equity                                   604,132
                                                                  -----------

Total Liabilities and stockholder's equity                        $   674,082
                                                                  ===========








The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


                             ACT INTERNATIONAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                       Cumulative
                                           Three Months  Ended          Amounts
                                               January 31                Since
                                           2001            2000        Inception
                                      --------------------------------------------

REVENUE                               $       --      $       --      $       --

General and administrative expenses        284,030         112,169       2,720,073
                                      --------------------------------------------

         Loss before income taxes         (284,030)       (112,169)     (2,720,073)

Income tax benefit                            --              --              --
                                      --------------------------------------------

           Net loss                   $   (284,030)   $   (112,169)   $ (2,720,073)
                                      --------------------------------------------

Loss per share - basic and diluted    $      (0.02)   $      (0.02)
                                      ----------------------------

Weighted average common shares
    Outstanding                         16,899,960       5,331,000
                                      ----------------------------



The accompanying notes are an integral part of these consolidated financial statements.


                             ACT INTERNATIONAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Cumulative
                                                        Three Months Ended         Amounts
                                                           January 31,              Since
                                                       2001           2000        Inception
                                                   -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                        $  (284,030)   $  (112,169)   $(2,720,073)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization expense                               25,250         25,250        159,917
     Issuance of common stock for services                --             --        1,334,805
     Stock option compensation expense                    --             --          763,000
     Decrease (Increase) in prepaid expenses           231,250           --         (308,333)
     Increase in Deposits                                 --             --          (10,000)
      Increase (decrease) in accounts payable           (6,614)          --             --
      Increase in related party payable                 33,950           --           69,950
                                                   -----------------------------------------


Net Cash Used By Operating Activities                     (194)       (86,919)      (710,734)
                                                   -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:                     --             --             --
                                                   -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash - net                --           94,700        721,400
                                                   -----------------------------------------

   Net  (Decrease) Increase in Cash                       (194)         7,781         10,666

Cash, beginning of period                               10,860          1,122           --
                                                   -----------------------------------------

Cash, end of period,                                    10,666          8,903    $    10,666
                                                   -----------------------------------------





                                                                                  Cumulative
                                                        Three Months Ended         Amounts
                                                           January 31,              Since
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION       2001           2000        Inception
                                                   -----------------------------------------

     Interest paid                                 $      --      $      --      $      --

     Income taxes paid                             $      --      $      --      $      --


The accompanying notes are an integral part of these consolidated financial statements.

                             ACT INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Unaudited Financial Statements
------------------------------

In the opinion of Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three months ended January 31, 2001 are not necessarilyindicative of results to be expected for the full fiscal year ending October 31, 2001.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for annual financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented in the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited annual financial statements included in the Company's October 31, 2000 Annual Report on Form 10-KSB.


Note 2.  Net Loss Per Common Share

Net loss per common share for the quarters ending January 31, 2001 and January 31, 2000 is based on the weighted average number of shares outstanding during the period.

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


Plan of Operation

Management of ACT focused its activity through the quarter ending January 31, 2001 on developing a dynamic business plan to provide the shareholders of the Company an improved return on investment, and establishing a market for its securities. Management also determined that certain acquisitions of small businesses that would benefit from the use of the Company's diamond coating technology, should be pursued. With a view towards improving the Company's revenue potential, management determined it would be in the best interest of the Company, and its shareholders, to shift from its dependence on "royalty for license" strategy as the sole source of Company revenues, to an operating plan that would not only receive revenues from license fees and royalties, but also from acquired or constructed diamond coating centers owned and operated by ACT, performing services in selected application fields. As a result of Management's decision to develop Company-owned diamond coating facilities, ACT placed a cash deposit to purchase a coating chamber that will be modified to meet the operating standards of the Company's Plasma Arc Deposition Patent. Management is continuing to refine its business plan incorporating the acquisition and construction of Company-owned facilities, while continuing to license its Plasma Arc Diamond Coating Process to domestic and international companies.

In note 2 to its financial statements as of October 31, 2000 set forth in the Company's most recent 10-K, its auditors state that the financial statements are presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as noted there, the Company has sustained recurring losses since inception and has negative working capital for the years ended October 31, 2000 and the period ended January 31, 2001. The Company experienced operating losses of $1,081,605 and $284,030 respectively during those periods, with a cumulative loss of $2,720,073 since the date of inception. Its ability to continue as a going concern is contingent upon its ability to secure additional equity financing, initiate sales of its products and services, and thereby attain profitable operations. There can be no assurance that the Company will succeed in obtaining such equity financing, and thereby continue as a going concern. The Company is pursuing financing by the issuance of common stock shares. The Company also plans to pursue additional financing on terms beneficial to the Company and its stockholders. Without such funds, however, the Company will be unable to comply with its payment obligations to vendors, employees and consultants.

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


Results of Operations

For the period from inception to January 31, 2001, ACT had no revenues. The Company had a cumulative net loss of $2,720,073 for the same period. ACT had general and administrative expenses of $2,720,073, which constituted the value of common stock issued for cash, services related to commencement of operations and stock option compensation expense.

For the three-month period ended January 31, 2001, ACT had no revenues. The Company had a net loss of $284,030 for the same period. The Company's general and administrative expenses related to the operations for the three-month period ended January 31, 2001 was $284,030.


Liquidity and Capital Resources

ACT has in the past and is currently experiencing negative cash flow from operations. The funding of future operations will require further infusions of capital. If additional funds are raised by the Company through the issuance of equity securities, securities convertible into or exercisable for equity securities, or an equity securities exchange, the percentage ownership of the then current stockholders of the Company will be reduced. The Company may issue preferred stock with rights, preferences or privileges senior to those of the Common Stock. Although discussions are on-going with various potential sources of additional capital, There can be no assurance that the Company will be successful in its efforts to obtain adequate capital nor if any such additional capital is made available to the Company that it will be on terms and conditions that are not extremely dilutive to the present holders of the Common Stock. ACT is currently applying for listing on the NASDAQ Over the Counter Electronic Bulletin Board. The failure of the Company to establish trading of its
securities  may  adversely  impact  the  Company's   ability  to  obtain  future
financing.

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

Administrative Costs and Other Costs. Management expects that ACT's general and administrative costs, not taking into consideration any expansion of the current network, to remain at current levels. In November 1999, the Company contracted with D&J Associates to provide related secretarial & administrative services.


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


                                        ACT INTERNATIONAL, INC.
                                             (Registrant)



                                        By   /s/ Frederick J. Haydock
                                           -------------------------------------
                                           President and Director



                                        By   /s/ David Taylor
                                           -------------------------------------
                                           Secretary and Director