Form 10QSB
period 2001-04-30
ACT INTERNATIONAL INC
filed 2001-08-07
CIK 1113601

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: April 30, 2001      Commission File Number:  0-30783

                       ACT INTERNATIONAL, INC.
        (Exact name of registrant as specified in its charter)

        Nevada                             87-06263223
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification No.)

  4035 South 300 West, #6, Salt Lake City, UT             84107
  (Address of principal executive offices)             (Zip Code)

                       (801) 281-3073
       (Registrant's telephone number, including area code)
---------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes[    ] No

Indicate the number of shares outstanding of each of the issuer/s classes of common stock as of the last practicable date:

                                    Number of Shares Outstanding
         Date                           At April 30, 2001
       Common Stock                        16,899,960

                         ACT INTERNATIONAL, INC.

INDEX

PART IFINANCIAL INFORMATION

Item 1.Financial Statements

Balance Sheets.....................................

Statements of Operations...........................

Statements of Cash Flows...........................

Notes of Consolidated Financial Statements (Unaudited)

Item 2.Managements Discussion and Analysis of Financial
Condition and Results of Operations...........

PART II OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K..............

Signature Page................................

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

                           ACT INTERNATIONAL, INC.
                       (A Development Stage Company)
                         Balance Sheet  (Unaudited)

                            April 30, 2001

                              Assets

Current assets:

     Cash                                              $    3,634
     Prepaid expense                                       77,084
                                                           ------
Total current assets                             80,718

 Technology net of accumulated amortization of $185,167   319,833
  Deposit                                                  25,000
                                                          -------
     Total Assets                            $  425,551
                                                          =======


Liabilities and Stockholders' Equity

   Current liabilities-related party payable           $   97,950

    Commitments                                                 -

   Stockholders' equity:
    Preferred Stock, $.001 par value;  5,000,000 shares
      authorized, no shares issued or outstanding               -

    Common Stock, $.001 par value;  100,000,000 shares
      authorized ;  16,899,960 issued  and outstanding     16,900

    Additional Paid-in Capital                          3,307,305

    Deficit accumulated during the development stage   (2,966,604)
                                                   ---------
Total stockholders' equity                           327,601

       Total liabilities and stockholder's equity     $   425,551
                                                        =========


The accompanying notes are an integral part of these Consolidated Financial Statements

                      ACT INTERNATIONAL, INC.
                   (A Development Stage Company)
                  Statement of Operations Unaudited)


                                                                Cumulative
                           Three Months         Six Months        Amounts
                          Ended April 30      Ended April 30,      Since
                          2001      2000       2001      2000    Inception
                        --------  --------  ---------  --------  ---------
Revenue                 $     -   $      -   $     -   $     -   $       -

General and admin.
   expenses             276,532    606,520   560,562   718,689   2,996,604
                        -------    -------   -------   -------   ---------
Loss before
   income taxes        (276,532)  (606,520) (560,562) (718,689) (2,996,604)
Income tax benefit            -          -         -         -           -
                        -------    -------   -------   -------   ---------
Net loss              $(276,532) $(606,520)$(560,562)$(718,689)$(2,996,604)
                        =======    =======   =======   =======   =========
Loss per share
  basic and diluted     $ (0.02)   $ (0.04)  $ (0.03)  $ (0.04)
                         ======     ======    ======    ======
Weighted average common shares-
 basic and diluted    16,899,960 16,152,666 16,899,960 16,069,485
                      ========== ========== ========== ==========




The accompanying notes are an integral part of these consolidated financial statements

                      ACT INTERNATIONAL, INC.
                  (A Development Stage Company)
                 Statement of Cash Flows Unaudited

                                                               Cumulative
                                      Six Months Ended           Amounts
                                          April 30,               Since
                                    2001            2000        Inception
                                  --------        -------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                       $(   560,562)   $(  718,689)   $(2,996,604)
Adjustments to reconcile
  net loss to net cash
  used in operating activities:
   Amortization expense              50,500         50,502        185,167
   Issuance of common stock
    for services                          -              -      1,334,805
   Stock option compensation
    expense                               -              -        763,000
   Decrease (Increase) in
    prepaid expenses                462,500              -        (77,084)
   Increase in Deposits             (15,000)             -        (25,000)
   Increase (decrease) in
    accounts payable                 (6,614)        12,480              -
Increase in related party
    payables                         61,950              -         97,950
                                     ------         ------        -------
Net cash used in
operating activities                 (7,226)      (680,667)      (717,766)

Cash flows from investing
 activities:                              -              -              -

Cash flows from financing activities:
Issuance of common stock                  -        687,375        721,400
                                     ------        -------        -------
Net (decrease) increase  in cash     (7,226)         6,708          3,634

Cash, beginning of period,           10,860          1,122              -
                                     ------          -----        -------
Cash, end of period,               $  3,634        $ 7,830       $  3,634
                                     ======          =====        =======
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

     Interest paid                 $      -        $     -       $      -
                                    =======         ======        =======
     Income taxes paid             $      -        $     -       $      -
                                    =======         ======        =======

The accompanying notes are an integral part of these consolidated financial statements
                         ACT INTERNATIONAL, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements

Basis of Presentation     Unaudited Financial Statements
     In the opinion of Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the six months ended April 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending October 31, 2001.

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

Net Loss Per Common Share      Net loss per common share for the quarters
ending April 30, 2001 and April 30, 2000 is based on the weighted average number of shares outstanding during the period.

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

Plan of Operation

Management of ACT focused its activity through the quarter ending April 30, 2001 on developing a dynamic business plan to provide the shareholders of the Company an improved return on investment, and establishing a market for its securities. Management also determined that certain acquisitions of small businesses that would benefit from the use of the Company's diamond coating technology, should be pursued. With a view towards improving the Company's revenue potential, management determined it would be in the best interest of the Company, and its shareholders, to shift from its dependence on "royalty for license" strategy as the sole source of Company revenues, to an operating plan that would not only receive revenues from license fees and royalties, but also from acquired or constructed diamond coating centers owned and operated by ACT, performing services in selected application fields. As a result of Management's decision to develop Company-owned diamond coating facilities, ACT is acquiring a coating chamber that will be modified to meet the operating standards of the Company's Plasma Arc Deposition Patent. Management is continuing to refine its business plan incorporating the acquisition and construction of Company-owned facilities, while continuing to license its Plasma Arc Diamond Coating Process to domestic and international companies.

In note 2 to its financial statements as of October 31, 2000 set forth in the Company's most recent 10-KSB, its auditors state that the financial statements are presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As noted there, the Company has sustained recurring losses since inception and has negative working capital for the six months ended April 30, 2000 and 2001. The Company experienced operating losses of $718,689 and $560,562, respectively during those periods, with a cumulative loss of $2,996,604 since the date of inception. Its ability to continue as a going concern is contingent upon its ability to secure additional equity financing, initiate sales of its products and services, and thereby attain profitable operations. There can be no assurance that the Company will succeed in obtaining such equity financing, and thereby continue as a going concern. The Company is pursuing financing by the issuance of common stock shares. The Company also plans to pursue additional financing on terms beneficial to the Company and its stockholders. Without such funds, however, the Company will be unable to comply with its payment obligations to vendors, employees and consultants.

The Company anticipates that it will require at least $2,000,000 in additional debt or equity financing in order to continue as a going concern during the next twelve months of operation. The Company plans to attempt to enter into arrangements to raise these funds through the private or public sale of common shares, and by initiating profitable operations. No assurance can be given that either of these plans will be realized and thus, no assurance can be given that the Company will be able to continue as a going concern in the foreseeable future.

Results of Operations

For the period from inception to April 30, 2001, ACT had no revenues. The Company had a cumulative net loss of $2,996,604 for the same period. ACT had general and administrative expenses of $2,996,604, which include the value of common stock issued for services and stock option compensation expense.

For the six-month periods ended April 30, 2001 and 2000, ACT had no revenues. The Company had a net loss of $560,562 and $718,689 for the same periods, respectively. The Company's general and administrative expenses related to the operations for the six-month periods ended April 30, 2001 and 2000 were $560,562 and $718,689, respectively.

For the three-month period ended April 30, 2001, ACT had no revenues. The Company had a net loss of $275,532 for the same period. The Company's general and administrative expenses related to the operations for the three-month period ended April 30, 2001 was $275,532.

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

Part II - Other Information

Item 1 - Legal Proceedings.

The Company is party to the following Legal Proceedings:

(a).Brockbank v. American Coating Technologies, Inc.

(1)  Name of Court:  Third District Court for Salt Lake County, State of
Utah
(2)  Date Proceedings Began:  December 10, 1999
(3)  Principal Parties:  Stephen W. Brockbank and ACT International, Inc.
(4) Description of Facts: Plaintiff is the former president of ACT and sued the Company seeking certain stock payments. The Company denied any liability and asserted counterclaims for breach of fiduciary duty, conversion of corporate property, embezzlement, fraud and breach of contract.
(5)   Relief Sought:  Plaintiff seeks issuance of 300,000 shares of common
stock;   Defendant-
            Counterclaimant seeks damages to be proven at trial, but believed to be in excess of $150,000.
(6) Current Status: The Company is vigorously defending the claims asserted against it and pursuing its counterclaims against the plaintiff.

Item 4   Submission of Matters to a Vote of Security Holders

On March 20, 2001, Ned 'Dyne Research, Inc. and Rothwell Irrevocable Trust, both of whom together constitute a majority of the total issued and outstanding shares entitled to vote at a meeting of shareholders, Took Action by Written Consent of Majority Shareholders, pursuant to the By-laws of the Company. At the time the consent was entered into, there were issued and outstanding a total of 16,899,960 shares of ACT International, Inc. common voting shares, of which the Rothwell Irrevocable Trust was entitled to vote 3,150,350 shares and Ned 'Dyne Research, Inc. was entitled to vote 8,250,000 shares for a total of 11,400,350 shares, or approximately 67.46% of the issued and outstanding shares of the Company. Pursuant to the Action by Written Consent, Rothwell Irrevocable Trust cast 3,000,000 of its 3,150,350 votes and Ned 'Dyne Research, Inc. cast all of its 8,250,000 shares approving the Consent, with a total of 11,250,000 votes, or approximately 66.57% of the issued and outstanding shares consenting to the action described herein.

 The date of the Action by Written Consent  was March 20, 2001.

  No directors were elected by means of the consent action;

  The following matters were enacted by resolution pursuant to the Action by Written Consent of Shareholders. Each item received 11,250,000 votes of consent.

i The Shareholders ratified the appointment of Fred Haydock as President of ACT International, Inc., retroactively effective to June 22, 2000. The Company's Board of Directors appointed Fred Haydock as President on May 22, 2000 and Mr. Haydock accepted the position on June 22, 2000;

ii The Shareholders ratified the Company's name change from
   American Coatings Technology, Inc. to ACT International, Inc. Pursuant to shareholders approval the company changed its name to ACT International, Inc. on March 6, 2000.

iii The Shareholders ratified the selection of Tanner Company LLP as the Company's independent auditors. The company selected and hired Tanner Company LLP in the fall of 2000;

iv The Shareholders ratified the decision of the Company to develop corporate diamond coating service centers and business alliances to further the financial goals of the Company;

v   The Shareholders ratified the Company's decision to select and retain
Pipeline Capital, LLC as capital resource consultants. Pipeline Capital, LLC was selected and retained by the Company as capital resource consultants on June 9, 2000;

vi The By-laws of the Company were amended to provide "The President of ACT International, Inc. can take no action, including but not limited to the expenditure of Corporate funds, without first obtaining the advice from Corporate Counsel, Steffensen Law Office, and obtaining the written consent of the Secretary."

  The Action by Written Consent was taken by Ned 'Dyne Research, Inc. and Rothwell Irrevocable Trust, pursuant to an unsolicited, independent shareholder Action. As such, no proxies were solicited by either Ned 'Dyne Research, Inc. or Rothwell Irrevocable Trust, nor were any information statements provided to any shareholders regarding the foregoing actions by consent.

Item 6 - Exhibits and reports in Form 8-K

None
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ACT INTERNATIONAL, INC.
                               (Registrant)


                           By    /s/ David Taylor
                             ---------------------
                         Acting President, and Director

                            By   /s/  David Taylor
                              ---------------------
                             Secretary and Director