Form 10QSB
period 2001-07-31
ACT INTERNATIONAL INC
filed 2001-09-20
CIK 1113601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: July 31, 2001          Commission File Number:   0-30783
                   -------------                                  -----------

                             ACT INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Nevada                                            87-06263223
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


4035 South 300 West, #6, Salt Lake City, UT                 84107
-------------------------------------------               ----------
(Address of principal executive offices)                  (Zip Code)

                                 (801) 281-3073
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                                  Number of Shares Outstanding
           Date                                        At July 31, 2001
           ----                                   ----------------------------

         Common Stock                                    16,899,960

                             ACT INTERNATIONAL, INC.

                                      INDEX

 PART I   FINANCIAL INFORMATION

       Item 1.  Financial Statements

             Balance Sheets....................................................

             Statements of Operations..........................................

             Statements of Cash Flows..........................................

             Notes of Consolidated Financial Statements (Unaudited)............

       Item 2.  Managements Discussion and Analysis of Financial
                Condition and Results of Operations............................

PART II OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K................................

             Signature Page....................................................

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             ACT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)



                                                                  July 31, 2001
                                                                  -------------

                           Assets
                           ------
Current assets - cash                                              $       121

Technology, net of accumulated amortization of $210,416                294,584
Deposit                                                                 25,000
                                                                   -----------
                                    Total assets                   $   319,705
                                                                   -----------

                           Liabilities and Stockholders' Equity
                           ------------------------------------

Current liabilities - related party payable                        $   102,550
                                                                   -----------

Commitments                                                                  -

Stockholders' equity:
         Preferred stock, $.001 par value; 5,000,000 shares
           authorized, no shares issued or outstanding                       -

         Common stock, $.001 par value; 100,000,000 shares
           authorized, 16,899,960 shares issued and outstanding         16,900

         Additional paid-in capital                                  2,384,095

         Deficit accumulated during the development stage           (2,183,840)
                                                                   -----------

                                   Total stockholders' equity          217,155
                                                                   -----------
                                   Total liabilities and
                                     stockholders' equity          $   319,705
                                                                   -----------

The accompanying notes are an integral part of these Consolidated
Financial Statements

                             ACT INTERNATIONAL, INC.
                          (A Development Stage Company)
                       Statement of Operations (Unaudited)




                                          Three Months Ended        Nine Months Ended       Cumulative
                                          July 31,                  July 31,                  Amounts
                                          ---------------------------------------------        Since
                                          2001         2000         2001        2000         Inception
                                          -----------------------------------------------------------------

Revenue                                   $        -   $        -  $         -  $        -   $          -

General and administrative expenses          110,445      180,508      671,007     639,322      2,183,840
                                          -----------------------------------------------------------------
Loss before income taxes                    (110,445)    (180,508)    (671,007)   (639,322)    (2,183,840)

Income tax benefit                                 -            -            -           -              -
                                          -----------------------------------------------------------------
                           Net loss       $ (110,445)  $ (180,508) $  (671,007) $ (639,322)  $ (2,183,840)
                                          -----------------------------------------------------------------
Loss per share - basic and diluted        $     (.01)  $     (.01) $      (.04) $     (.04)
                                          ----------------------------------------------------

Weighted average common shares -
  basic and diluted                       16,900,000   16,117,000   16,900,000  16,214,000
                                          ----------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements

                             ACT INTERNATIONAL, INC.
                          (A Development Stage Company)
                       Statement of Cash Flows (Unaudited)


                                                           Nine Months Ended
                                                           July 31,                      Cumulative
                                                           -------------------------     Amounts Since
                                                           2001           2000           Inception
                                                           --------------------------------------------

Cash flows from operating activities:
         Net loss                                          $  (671,007) $  (639,322)   $    (2,183,840)
         Adjustments to reconcile net loss to net
         cash used in operating activities:
                  Amortization expense                          75,750       75,753            210,417
                  Issuance of common stock for services              -      250,000            409,804
                  Recognition of prepaid expense acquired
                    through the issuance of common stock       539,583            -            925,000
         Increase in deposits                                  (15,000)           -            (25,000)
         (Decrease) increase in accounts payable                (6,615)     (12,480)                 -
         Increase in related party payables                     66,550            -            102,550
                                                           -------------------------------------------
                                    Net cash used in
                                    operating activities       (10,739)    (326,049)          (561,069)
                                                           -------------------------------------------
Cash flows from investing activities:                                -            -                  -
                                                           -------------------------------------------
Cash flows from financing activities:
         issuance of common stock                                    -      339,000            561,190
                                                           -------------------------------------------
Net (decrease) increase in cash                                (10,739)      12,951                121

Cash, beginning of period                                       10,860        1,122                  -
                                                           -------------------------------------------
Cash, end of period                                        $       121  $    14,073    $           121
                                                           -------------------------------------------

                                                     Nine Months Ended
                                                     July 31,                         Cumulative Amounts
                                                     ----------------------------     From
                                                     2001             2000            Inception
                                                     ---------------------------------------------------

Supplemental disclosure of
  cash flow information:
         Interest paid                               $    -        $      -            $         -

         Income taxes paid                           $    -        $      -            $         -

The accompanying notes are an integral part of these consolidated financial statements

                             ACT INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                                                                   July 31, 2001


1.       Basis of Presentation

         Unaudited Financial Statements
         In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the nine months ended July 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending October 31, 2001.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for annual financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited annual financial statements included in the Company's October 31, 2000 Annual Report on Form 10-KSB.

         Going Concern
         The accompanying financial statements have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. As shown in the statement of operations, the Company has had no revenues from operations and reported a net loss for the period ended July 31, 2001. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

         The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations and commence and obtain profitable operations. In order to accomplish this, the Company will need to secure adequate new financing through the issuance of debt or equity instruments. There can be no assurance that the Company will be successful in obtaining such funds. If the Company is not successful in these efforts, it will be unable to continue in the development of its technology and commence operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Net Loss Per Common Share
         Net loss per common share for the quarters ended July 31, 2001 and 2000 is based on the weighted average number of shares outstanding during the period.

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

Plan of Operation

Management of ACT focused its activity through the quarter ending July 31, 2001 on developing a dynamic business plan to provide the shareholders of the Company an improved return on investment, and establishing a market for its securities. Management also determined that certain acquisitions of small businesses that would benefit from the use of the Company's diamond coating technology, should be pursued. With a view towards improving the Company's revenue potential, management determined it would be in the best interest of the Company, and its shareholders, to shift from its dependence on "royalty for license" strategy as the sole source of Company revenues, to an operating plan that would not only receive revenues from license fees and royalties, but also from acquired or constructed diamond coating centers owned and operated by ACT, performing services in selected application fields. As a result of Management's decision to develop Company-owned diamond coating facilities, ACT has acquired a small coating chamber, and has almost completed the purchase of a large, 30 inch, chamber, which will be modified to meet the operating standards of the Company's Plasma Arc Deposition Patent. The small chamber will be used primarily for research and development, whereas the larger chamber can be used for both research and development and for production of coated products. The Company believes that these chambers, plus the mass spectrometer technology acquired from Frederick Haydock and his affiliated corporations, will be the foundation for the Company's technology and commercial product development efforts. Management is continuing to refine its business plan incorporating the acquisition and construction of Company-owned facilities, while continuing to license its Plasma Arc Diamond Coating Process to domestic and international companies

In note 2 to its financial statements as of October 31, 2000 set forth in the Company's most recent 10-KSB, its auditors state that the financial statements are presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has sustained recurring losses since inception and has negative working capital for the nine months ended July 31, 2000 and 2001. The Company experienced operating losses of $671,007 and $639,322, respectively during those periods, with a cumulative loss of $2,183,840 since the date of inception. Its ability to continue as a going concern is contingent upon its ability to secure additional equity financing, initiate sales of its products and services, and thereby attain profitable operations. There can be no assurance that the Company will succeed in obtaining such equity financing, and thereby continue as a going concern. The Company is pursuing financing by the issuance of common stock shares. The Company also plans to pursue additional financing on terms beneficial to the Company and its stockholders. Without such funds, however, the Company will be unable to comply with its payment obligations to vendors, employees and consultants.

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

Results of Operations

For the period from inception to July 31, 2001, ACT had no revenues. The Company had a cumulative net loss of $2,183,840 since inception. ACT had general and administrative expenses of $2,183,840, which consisted of mainly professional fees related to public relations and promotion of the Company's common stock, compensation expenses, consulting expenses, research and development and amortization of technology.

For the nine-month periods ended July 31, 2001 and 2000, ACT had no revenues. The Company had a net loss of $671,007 and $639,322 for the same periods, respectively. The Company's general and administrative expenses of $671,007 for the nine-months ended July 31, 2001, consisted mainly of the recognition of prepaid expense in the amount of $539,583. This expense related to an agreement for public relation services and promotion of the Company's common stock. The Company also recognized amortization expense of $75,749 related to the amortization of technology. General and administrative expenses of $639,322 for the nine months ended July 31, 2000, consisted mainly of compensation expense of $270,925 which was mainly the result of 150,000 shares issued to an officer of the Company, amortization expense of $75,753 related to the amortization of technology, and research and development expenses of $147,980.

For the three-month period ended July 31, 2001, ACT had no revenues. The Company had a net loss of $110,445 for the same period. The Company's general and administrative expenses related to the operations for the three-month period ended July 31, 2001 was $110,445 which consisted mainly of amortization of technology of $25,249 and recognition of prepaid expense of $77,084.

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

On July 21, 2001, the Company's President and Director, Fredrick J. Haydock resigned. The Company was relying upon the expertise of Mr. Haydock in providing engineering support for proprietary coating technology, laboratory and equipment design and implementation, research and development for improvement of the technology and development of coatings for specific applications. Although the loss of Mr. Haydock could have a material adverse effect on the Company's business, operating results and financial condition, the Company believes that such effect will be minimal due to the continued support of the Company's Chairman of the Board of Directors and inventor of the Company's proprietary technology, Alvin Snapper. In addition, Mr. Haydock has indicated that he is willing to provide the Company with consulting services.

David Taylor has been appointed acting president.


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

Part II - Other Information

    Item 1 - Legal Proceedings.

    The Company is party to the following Legal Proceedings:

(a).   Brockbank v. American Coating Technologies, Inc.

     (1) Name of Court: Third District Court for Salt Lake County, State of Utah
     (2) Date Proceedings Began: December 10, 1999
     (3) Principal Parties: Stephen W. Brockbank and ACT International, Inc.
     (4) Description of Facts: Plaintiff is the former president of ACT and sued the Company seeking certain stock payments. The Company denied any liability and asserted counterclaims for breach of fiduciary duty, conversion of corporate property, embezzlement, fraud and breach of contract.
     (5) Relief Sought: Plaintiff seeks issuance of 300,000 shares of common stock; Defendant-Counterclaimant seeks damages to be proven at trial, but believed to be in excess of $150,000.
     (6) Current Status: The Company is vigorously defending the claims asserted against it and pursuing its counterclaims against the plaintiff.

    Item 6 - Exhibits and reports in Form 8-K

(a) None.
(b) On July 31, 2001, the Company filed a report on Form 8-K, disclosing the resignation of the Company's President and Director, Frederick J. Haydock and the Company's response to Mr. Haydock's letter of resignation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACT INTERNATIONAL, INC.
                                        (Registrant)


                                        By       /s/ David Taylor
                                        ----------------------------------------
                                        Acting President, and Director
                                        Acting President, Secretary and Director